Form 10QSB
period 1995-04-30
AMALGAMATED AUTOMOTIVE INDUSTRIES INC
filed 1995-06-14
CIK 4325

U. S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                   FORM 10-QSB

   (Mark One)

   [X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended     APRIL 30, 1995
                                      --------------
                                        OR

   [ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________________  to  _________________

   Commission File Number          2-37589
                                 -----------
                          AMALGAMATED AUTOMOTIVE INDUSTRIES, INC.
                        -------------------------------------------
           (Exact name of small business issuer as specified in its charter)


             Pennsylvania                                23-1716951
           ----------------                            --------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Idenfification No.)


                       POST OFFICE BOX 2441
                       1731 SOUTH 19TH STREET, HARRISBURG, PA 17105
                     ------------------------------------------------
                         (Address of principal executive offices)

                                 717-939-7893
                               ----------------
                          (Issuer's telephone number)

                                    No Change
                                  -------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

       Check whether the Issuer (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

   YES  X        NO
      -----         -----
                        APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                         Common Stock Outstanding

   At April 30, 1995 the Issuer had 943,187 shares of common stock outstanding, par value $.0025 per share, the only class of such stock issued.

                  Transitional Small Business Disclosure Format

   YES_______    NO___X____

                                 FORM 10-QSB



   COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED:

    Amalgamated Automotive Industries, Inc., and Subsidiaries*, viz:

                       Acme Auto Parts, Inc.

                       Talmens Properties, Inc.

                       LAM Corporation

   *Action was taken in early Fiscal 1993 to have the Issuer's subsidiaries cease active business operations and to transfer their assets and liabilities to the Issuer.

   GENERAL NOTE TO CONDENSED FINANCIAL STATEMENTS:

        The condensed financial statements included herein have been prepared by the Issuer and its subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Issuer believes that its disclosures herein are adequate to make the information presented not misleading and, in the opinion of management, all adjustments necessary to present fairly the results of operations for the interim periods have been reflected. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Issuer's latest Annual Report to the Securities and Exchange Commission on Form 10-KSB.

                                    FORM 10-QSB
                                      PART I
                               FINANCIAL INFORMATION
   Item 1.  Financial_Statements
                       AMALGAMATED AUTOMOTIVE INDUSTRIES, INC.
                                  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                For The Six Months
                                                Ended April 30(a)
                                              ---------------------
                                             1995                   1994(c)
                                            ------                 --------
   NET SALES                             $ 4,100,944             $ 4,583,510

   COST OF GOODS SOLD                      2,689,955               3,025,117
                                           ---------               ---------
    GROSS PROFIT(b)                      $ 1,410,989             $ 1,558,393

   SELLING AND ADMINISTRATIVE EXPENSES     1,475,535               1,563,236
                                           ---------               ---------
                                         $   (64,546)            $    (4,843)

   OTHER INCOME(d)                           223,112                  15,379
                                           ---------               ---------
                                         $   158,566             $    10,536

   INTEREST EXPENSE                          171,853                 136,241
                                           ---------               ---------
   EARNINGS(LOSS) BEFORE INCOME TAXES    $   (13,287)            $  (125,705)

   INCOME TAXES                                 -0-                    -0-
                                           ---------               ---------
     NET EARNINGS (LOSS)                 $   (13,287)            $  (125,705)
                                           ==========              ==========
   EARNINGS PER COMMON SHARE COMPUTED ON
    THE WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES AND COMMON SHARE EQUIVALENTS
    OUTSTANDING DURING EACH PERIOD
    (943,187 IN BOTH 1995 AND 1994)
   NET EARNINGS (LOSS) PER COMMON SHARE  $   (.01)                 $   (.13)
                                           ==========               ===========
   (a)The financial information presented herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

   (b)The Gross profit percentage for the six months ended April 30, 1994, was restated from 35.9% to 34.0% to reflect the actual gross profit percentage for the fiscal year ended October 31, 1994. The actual gross profit percentage for the interim period of 34.4% has been utilized for the six months ended April 30, 1995.

   (c)Reflects impact of restatement of financial results for the twelve months ended October 31, 1993. See Amendment No. 1 on Form 10-QSB/A (filed May 3,
   1994) to the Issuer's Quarterly Report on Form 10-QSB for the three months ended January 31, 1994, the Issuer's Current Report on Form 8-K, dated April 25, 1994, and Amendment No. 1 on Form 10-KSB/A to the Issuer's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1993.

   (d)Of the $223,112 of Other Income for the six months ended April 30, 1995, $211,773 represents nonrecurring income resulting from the conversion of a major product line and the receipt of a credit against amounts owed to the supplier. Offset against this credit were expenses of the conversion. The conversion was completed during the six months ended April 30, 1995.
                                     -3-

                                    FORM 10-QSB
                                      PART I
                               FINANCIAL INFORMATION
   Item 1.  Financial_Statements
                       AMALGAMATED AUTOMOTIVE INDUSTRIES, INC.
                                  AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                  For The Three Months
                                                    Ended April 30(a)
                                                  ---------------------
                                              1995                  1994
                                             ------                ------
   NET SALES                               $ 2,057,690           $ 2,541,120

   COST OF GOODS SOLD                        1,353,870             1,677,139
                                             ---------            ----------
    GROSS PROFIT(b)                        $   703,820           $   863,981

   SELLING AND ADMINISTRATIVE EXPENSES         734,885               816,197
                                             ---------             ---------
                                           $   (31,065)          $    47,784

   OTHER INCOME(c)                               7,005                 5,025
                                             ---------             ---------
                                           $   (24,060)          $    52,809

   INTEREST EXPENSE                             90,122                66,358
                                             ---------             ---------
    EARNINGS (LOSS) BEFORE INCOME TAXES    $  (114,182)          $   (13,549)

   INCOME TAXES                                 -0-                     -0-
                                             ---------             ---------
        NET EARNINGS (LOSS)                $  (114,182)          $   (13,549)
                                             ==========            =========

   EARNINGS PER COMMON SHARE COMPUTED ON
      THE WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES AND COMMON SHARE
      EQUIVALENTS OUTSTANDING DURING
      EACH PERIOD (943,187  IN BOTH 1995
      AND 1994)

   NET EARNINGS (LOSS) PER COMMON SHARE    $    (.12)               $    (.01)
                                             ==========               ==========
   (a)The financial information presented herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

   (b)The gross profit percentage for the three months ended April 30, 1994 was restated from 36.8% to 34.0% to reflect the actual gross profit percentage for the fiscal year ended October 31, 1994. The actual gross profit percentage for the three month interim period of 34.2% has been utilized for the period ended April 30, 1995.

   (d)Of the $7,005 of Other Income for the three months ended April 30, 1995, $1,340 represents nonrecurring income resulting from the completed conversion of a major product line and the receipt of a credit against amounts owed to the supplier. Offset against this credit were expenses of the conversion. The conversion was completed during the three months ended April 30, 1995.

                                    FORM 10-QSB
                                       PART I
                                FINANCIAL INFORMATION

   Item 1.  Financial_Statements (continued)
                       AMALGAMATED AUTOMOTIVE INDUSTRIES, INC.
                                  AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                              April 30,        October 31,
        ASSETS                                   1995            1994(a)
                                              ---------        -----------
   CURRENT ASSETS
     Cash                                    $    46,672       $    97,500
     Accounts receivable - net allowance
       for doubtful accounts - (1995 -
       $10,000, 1994 - $4,000)                   810,307           892,587
     Other receivables                             6,241            74,417
     Inventories - at the lower of cost
       or market  (first-in, first-out)        3,385,796         3,117,078
     Prepaid expenses                            122,871            82,453
     Deferred Taxes                               10,749            10,749
                                               ---------         ---------
       Total current assets                  $ 4,382,636       $ 4,274,784
                                               ---------         ---------
   PROPERTY AND EQUIPMENT - AT COST

     Land                                    $   190,874       $   190,560
     Buildings                                   921,160           921,160
     Leasehold improvements                      278,378           277,559
     Fixtures and equipment                      714,346           706,005
     Autos and trucks                            595,124           640,007
                                               ---------         ---------
                                             $ 2,699,882       $ 2,735,291
     Less accumulated depreciation and
       amortization                            1,677,867         1,682,541
                                               ---------         ---------
                                             $ 1,022,015       $ 1,052,750
                                               ---------         ---------
   OTHER ASSETS
     Excess of cost over net assets of
       companies acquired                    $   500,268       $   501,637
     Other                                       115,857           116,099
     Loan Origination Cost
       Net of Amortization                        50,374            57,223
                                               ---------         ---------
                                             $   666,499       $   674,959
                                               ---------         ---------

                                             $ 6,071,150       $ 6,002,493
                                              ==========         =========





   (a) Reflects impact of restatement of financial results for the twelve months ended October 31, 1993. See Amendment No. 1 on Form 10-QSB/A (Filed May 3,
   1994) to the Issuer's Quarterly Report on Form 10-QSB for the three months ended January 31, 1994, the Issuer's Current Report on Form 8-K, dated April 25, 1994, and Amendment No.1 on Form 10-KSB/A to the Issuer's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1993.

                                    FORM 10-QSB
                                      PART I
                               FINANCIAL INFORMATION
   Item 1.  Financial_Statements (continued)
                       AMALGAMATED AUTOMOTIVE INDUSTRIES, INC.
                                 AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                              April 30,      October 31,
        LIABILITIES                             1995            1994(a)
                                              ---------      -----------
   CURRENT LIABILITIES
     Notes payable to bank                   $ 1,877,000     $ 1,860,000
     Current maturities of long-term
       debt                                      107,631         120,497
     Accounts payable                          1,473,832       1,323,239
     Accrued liablities                          126,201         144,782
                                               ---------       ---------
        Total current liabilities            $ 3,584,664     $ 3,448,518
                                               ---------       ---------
   LONG-TERM DEBT
     Notes, mortgages and leases payable     $ 1,150,780     $ 1,209,009
     Less current maturities                     107,631         120,497
                                               ---------       ---------
         Total Long-Term Debt                $ 1,043,149     $ 1,088,512
                                               ---------       ---------

   COMPENSATION PAYABLE                      $   278,275     $   287,114
                                               ---------       ---------
   SHAREHOLDERS' EQUITY

                                  Shares issued
                                        and
                                   outstanding

   Common stock, ($.0025 par value;
     authorized 8,000,000 shares)            $     2,949     $     2,949
                                               ---------       ---------
   Treasury Stock                            $  (136,083)    $  (136,083)
                                               ---------       ---------
   Additional Contributed capital            $   813,213     $   813,213
                                               ---------       ---------
   Retained earnings-
     Balance beginning of fiscal year
       as previously reported                $   498,270     $   747,242

     Net Income (Loss)                           (13,287)       (248,972)

   Balance at:
      January 31, 1995                           484,983
      October 31, 1994                                           498,270
                                               ---------       ---------
                                             $ 6,071,150     $ 6,002,493
                                               =========       =========

   (a) Reflects impact of restatement of financial results for the twelve months ended October 31, 1993. See Amendment No.1 on Form 10-QSB/A (Filed May 3,
   1994) to the Issuer's Quarterly Report on Form 10-QSB for the three months ended January 31, 1994, the Issuer's Current Report on Form 8-K, dated April 25, 1994, and Amendment No. 1 on Form 10-KSB/A to the Issuer's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1993.
                                      -6-

                                   FORM 10-QSB
                                      PART I
                               FINANCIAL INFORMATION

   Item 1.  Financial_Statements (Continued)
                       AMALGAMATED AUTOMOTIVE INDUSTRIES, INC.
                                  AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                   For the Six Months
                                                     Ended April 30
                                                   ------------------
                                                 1995                1994(a)
                                                ------              -------
   Cash flows from operating activities:
       Net income (loss)                      $ (13,287)           $(125,705)
       Noncash items included in net income:
        Depreciation and amortization            74,498               74,826
        (Increase) decrease in:
          Accounts and other receivables        150,456              (75,990)
          Inventories                          (268,718)            (370,518)
          Prepaid expenses                      (40,418)             (19,662)
          Other Assets                              242                    0
        Increase (decrease) in:
         Accounts payable                       150,593              694,064
         Compensation payable                    (8,839)                   0
         Accrued liabilities                    (18,584)               8,000
           Net cash provided by (used in)       -------              -------
              operating activities            $  25,943            $ 185,015
                                                -------              -------
   Cash flows from investing activities:
       Proceeds from Sale of Assets                                $   2,850
       Purchase of property and equipment     $ (12,203)             (33,377)
           Net cash provided by (used in)       -------              -------
              investing activities            $ (12,203)           $ (30,527)

   Cash flows from financing activities:
       Debt reduction - Loans, Mtgs & Leases  $ (81,568)             (63,311)
       Net borrowings under line of credit       17,000              (97,000)
           Net cash provided by (used in)       -------              -------
              financing activities            $  64,568            $(160,311)
                                                -------              -------

   Net increase (decrease) in cash            $ (50,828)           $  (5,823)
   Cash - beginning                              97,500               69,195
                                                -------               ------
   Cash - ending                              $  46,672            $  63,372
                                                =======              =======
   Schedule of noncash investing transactions
       Acquisition of property and equipment  $  35,542            $  33,377
       Financing from long-term obligations      23,339                  -0-
           Cash payment for property            -------              -------
              and equipment                   $  12,203            $  33,377
                                                =======              =======

   (a)Reflects impact of restatement of financial results for the twelve months ended October 31, 1993. See Amendment No. 1 on Form 10-QSB/A (Filed May 3,
   1994) to the Issuer's Quarterly Report on Form 10-QSB for the three months ended January 31, 1994, the Issuer's Current Report on Form 8-K, dated April 25, 1994, and Amendment No 1. on Form 10-KSB/A to the Issuer's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1993.

                                   FORM 10-QSB
                                      PART I
                                FINANCIAL INFORMATION

   Item 1. Financial_Statements (Continued)
                       AMALGAMATED AUTOMOTIVE INDUSTRIES, INC.
                                  AND SUBSIDIARIES


   The following notes are an integral part of the foregoing financial information:

        (1)  Preferred Stock.

             There were no shares of Preferred Stock outstanding at April 30, 1995.

        (2)  Common Stock.

             Options.    There were no options to purchase shares of the
   Issuer's Common Stock outstanding at April 30, 1995.

             Warrants.    There were no warrants for the purchase of shares of
   the Issuer's Common Stock outstanding at April 30, 1995.

             Employee Stock Purchase Program. In June 1986 the Issuer instituted an Employee Stock Purchase Program for Key Employees. Under this Program, a total of 42,200 shares of Common Stock were sold at the fair market value to 11 key employees on an installment basis. At
   April 30, 1995, a total of 8,400 shares had been repurchased by the Issuer in accordance with the provisions of the Program from three employees who terminated their employment with the Issuer following their purchase of shares under the Program. An additional 10,000 shares and 1,000 shares purchased under the Program were respectively transferred by gift and private sale when the Issuer declined to purchase the shares.

                                   FORM 10-QSB
                                      PART I
                                FINANCIAL INFORMATION

   Item 2.  Management's Discussion and Analysis or Plan of Operation

        1.  Material Changes in Financial Condition
             (a)  General Condition
                  There were no material changes in the Issuer's general financial condition from the end of its preceding fiscal year on October 31, 1994 to the end of the six months reported herein on April 30, 1995.
   However, as reported in the Issuer's Current Report on Form 8-K, dated April 28, 1995, and more fully discussed in Item 5 under the heading (a) Demand_for Repayment of Revolving Credit Line Loan, the Provident Bank of Maryland ("Provident"), with which the Issuer has a revolving line of credit loan agreement, advised by letter received April 28, 1995 that it was the bank's intent for the Issuer to repay or replace Provident's credit facility by no later than June 1, 1995. Provident had earlier agreed that although the Issuer was in default of certain ratio and cash flow requirements, the bank would waive its rights and remedies allowed per the loan agreement as of October 31, 1994, but as a condition for the waiver, the loan interest rate was increased from 2% to 4% per annum above the bank's prime rate effective January 9, 1995.
                  By letter dated June 1, 1995, Provident demanded the immediate and full repayment of all sums outstanding under the Issuer's revolving line of credit loan agreement with Provident, dated May 7, 1992.
   On June 5, 1995, the Issuer and Provident entered into a Forbearance Agreement, whereby Provident agreed to forbear from the immediate exercise of its enforcement and collection rights in accordance with the terms and conditions of the Forbearance Agreement and to advance funds under the revolving credit line as modified by the Forbearance Agreement. Unless a further forbearance is agreed to, the agreement of Provident to forbear from exercising its rights and remedies under the agreement shall expire at 5:00 P.M. on June 30, 1995 ("Date of Termination") or sooner in the event of additional defaults. Under the terms of the Forbearance Agreement, the original $2,000,000.00 revolving line of credit was modified and the aggregate allowable principal amount outstanding reduced by $37,500 weekly to $1,824,500 for the seven days prior to termination. For a full and complete description and understanding of the terms and conditions of the Forbearance Agreement, reference should by made to the agreement which is attached hereto as Exhibit No. (10.9).
                  The Issuer is actively seeking a replacement credit facility and presently has an application pending with another lending institution.
   In addition, the Issuer has received an expression of possible interest in the purchase of the Issuer's shares and is in preliminary discussions with another company. Nevertheless, the reductions in the Provident line will make it extremely difficult to maintain inventories at necessary levels and if a replacement credit facility is not obtained or a further forbearance agreed to pending the obtainment of another credit facility or the acquisition of the Issuer by another company, the Issuer will not be able to remain in business.

             (b)  Liquidity and Capital Resources
                  The Issuer's liquidity and capital resources are extremely constrained due to the actions taken by the Issuer's primary lending institution and discussed in (a) above and in Item 5(a).
                  At both fiscal year end 1994 and at April 30, 1995, the current ratio was 1.2 to 1. The quick ratio was .3 to 1 at fiscal year end 1994 and .2 to 1 at April 30, 1995. The ratio of long-term debt to equity was 1.2 to 1 at fiscal year end 1994 and 1.1 to 1 at April 30, 1995.
                                      -9-

                                   FORM 10-QSB
                                      PART I
                                FINANCIAL INFORMATION

   Item 2. Management's Discussion and Analysis or Plan of Operation (continued)

        1. Material Changes in Financial Condition (continued)
            (b) Liquidity and Capital Resources (continued)
                  For fiscal 1995 the Issuer has not made any material commitments for capital expenditures beyond general maintenance on real properties and replacement of depreciated vehicles and computer equipment. These capital expenditures can be considered immaterial.

        2.  Material Changes in Results of Operations
             (a) Six Months Ended April 30, 1995 and 1994
                  For the six months ended April 30, 1995, there was a loss of $ 13,287 (see item 2(a)(5) Other Income) compared to a loss of $ 125,705 for the same period in 1994. The loss for the six months ended April 30, 1995 reflects a decrease in net sales primarily attributable to the impact of mild winter weather during the first half of fiscal 1995. Although the Issuer normally experiences losses during the first half of its fiscal years, the loss for the first quarter of 1994 was affected by the extreme cold, heavy snow falls and weather emergencies experienced in January and February 1994, which had a negative effect on the results for the first quarter of fiscal 1994, and a positive effect on the results for the second quarter of fiscal 1994. Severe winters and hot summers tend to accelerate automotive parts fatigue creating a corresponding need for replacement parts with the opposite being true during mild winters and cool summers.

                 (1) Net Sales
                     Total net sales for the six months ended April 30, 1995 decreased $ 482,566 (10%) compared to the corresponding period in 1994. Jobber location sales decreased $ 87,218 (4%) while the warehouse location sales decreased $ 395,348 (17%) as compared to the same period in 1994. Sales for all locations were negatively impacted by the unseasonably mild winter weather experienced during the first and second quarters of fiscal 1995.

                 (2)  Cost of Goods Sold
                 The cost of goods sold for the six month period ended April 30, 1995 decreased by $ 335,162 (11%) as compared to the six month period ended April 30, 1994. The decrease in the cost of goods sold was due to decreased sales for the period as discussed above.

                 (3) Selling and Administrative Expenses
                 Selling and administrative expenses for the six month period ended April 30, 1995 decreased 6% or $87,701 as compared to the same period in 1994. The decrease was due primarily to a reduction of personnel.

                 (4) Interest Expense
                  Interest expense for the six months ended April 30, 1995 increased $35,612 (26%) as compared to the corresponding period in 1994. The increase in interest expense was due to increases in the prime rate coupled with an increase from 2% to 4% in the rate over the prime rate charged by the Issuer's primary lender. This change took place in January 1995.

                                   FORM 10-QSB
                                      PART I
                                FINANCIAL INFORMATION

   Item 2. Management's Discussion and Analysis or Plan of Operation (continued)

        2. Material Changes in Results of Operations (continued)
            (a) Six Months Ended April 30, 1995 and 1994 (continued)

                 (5)  Other Income
                  Other income for the six months ended April 30, 1995 increased by $207,733 from $15,379 to $223,112 as compared to the corresponding period in 1994 primarily due to the Company converting a major product line and receiving a nonrecurring credit against amounts owed to the supplier. Offset against this were expenses of the conversion. The major portion of the net amount of the incentives and related costs was recognized as Other Income in the first quarter of fiscal 1995 and the small amount remaining was recognized during the second quarter when the conversion was completed.

            (b) Three Months Ended April 30, 1995 and 1994
                 For the three months ended April 30, 1995, there was a loss of $ 114,182 compared to a loss of $ 13,549 for the same period in 1994. The loss for the second quarter of fiscal 1995 was caused primarily by decreased sales as discussed below.

                 (1) Net Sales
                 Total net sales for the three months ended April 30, 1995 decreased $ 483,430 (19%) compared to the corresponding period in 1994. Jobber location sales decreased $ 140,699 or 11% while the warehouse location sales decreased $ 342,731 or 26% as compared to the same period in 1994.
   The depressed sales for the second quarter were a result of the unseasonably mild winter weather experienced during the first and second quarters of fiscal 1995.

                 (2)  Cost of Goods Sold
                     The cost of goods sold for the three month period ended April 30, 1995 decreased by $ 323,269 (19%) as compared to the three month period ended April 30, 1994. The decrease in the cost of goods sold was due to decreased sales for the period as discussed above.

                 (3)  Selling and Administrative Expenses
                     Selling and Administrative expenses for the three month period ended April 30, 1995 decreased 10% or $ 81,312 as compared to the same period in 1994 due primarily to a reduction in personnel.

                 (4)  Interest Expense
                     Interest expense for the three months ended April 30, 1995 increased by 36% or $ 23,764 as compared to the corresponding period in 1994. The increase in interest expense was due to increases in the prime rate coupled with an increase from 2% to 4% in the rate over the prime rate charged by the Issuer's primary lender. This change took place in January, 1995.

                 (5)  Other Income
                     Other Income for the three months ended April 30, 1995 increased by 39% or $ 1,980 as compared to the corresponding period in 1994 due to the remaining amount of the product line conversion discussed earlier being recognized during the three months ended April 30, 1995.

                                   FORM 10-QSB
                                     PART II
                                OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders
            (a) Date and Type of Meeting
                The matters reported herein were submitted to a vote of Issuer's Security Holders through the solicitation of Proxies at its Annual Meeting held February 24, 1995.

            (b) Election of Directors
                Proxies for the aforesaid Annual Meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to the Board of Directors nominees as listed in the Proxy Statement; and all of such nominees were elected.

            (c) The only matters voted upon at the aforesaid Annual Meeting were (i) the election of two (2) Class Two Directors to serve until the 1998 Annual Meeting and until their successors are elected and qualify and (ii) the election of one (1) Class Three Director to serve until the 1996 Annual Meeting and until her successor is elected and qualifies and (iii) a proposal to ratify the appointment of the firm of McKonly & Asbury as independant auditors of the Issuer for the fiscal year ending October 31, 1995. The vote tabulations with respect to each of these matters were as follows:

                (i) Election of Class Two Directors
                                  Shares Voted   Shares Withholding
                   Nominees       in Favor       Authority to Vote
                   --------       ------------   ------------------
                Samuel L. Andes     745,286            19,100
                Ralph E.  Wilson    745,262            19,124

                (ii) Election of Class Three Director
                                  Shares Voted   Shares Withholding
                   Nominee        in Favor       Authority to Vote
                   -------        ------------   ------------------
                Lisa Myers Sweeney  743,286            21,100

                (iii) Ratification of the Appointment of Independant Auditors
                            Shares Voted in Favor:   746,686
                            Shares Voted Against:     16,900
                            Abstentions:                 800

   Item 5. Other Information
           (a) Demand for Repayment of Revolving Credit Line Loan
               Since May, 1992, the Issuer has maintained a revolving line of credit with Provident Bank of Maryland("Provident"). Under the original loan agreement, the Issuer was allowed to borrow up to $2,000,000 and at April 30, 1995, the Issuer had utilized the credit facility to the extent of $1,877,000. The line of credit is collateralized by accounts receivable, inventory, equipment, and working fund accounts maintained at the bank. The agreement provides, among other things, for maintenance of working capital above $750,000 and tangible net worth above $500,000, the meeting of certain performance ratios and cash flows (as defined in the agreement).
               In the Management's Discussion and Analysis Section of its Annual Report on Form 10-KSB, the Issuer reported that although it was in default of certain ratio and cash flow requirements under its line of credit agreement, Provident had agreed to waive its rights and remedies allowed per the agreement as of October 31, 1994, but as a condition for the waiver, the loan interest rate under the loan agreement had been increased from 2% to 4% per annum above the bank's prime rate effective January 9, 1995.
                                      -12-

                                   FORM 10-QSB
                                     PART II
                                OTHER INFORMATION

   Item 5. Other Information (continued)
           (a) Demand for Repayment of Revolving Credit Line Loan (continued)
               As reported in the Issuer's Current Report on Form 8-K, dated April 28, 1995, Provident, by letter received April 28, 1995, advised that it continued to review with concern the Issuer's performance, that their continued to be uncured covenant violations, and that it was the bank's intent for the Issuer to repay or replace Provident's credit facilities by no later than June 1, 1995. The Issuer also reported that during the fourth quarter of Calendar 1994, it had engaged a firm to provide consulting services to include such matters as the structuring of financing alternatives, preparation of financial and marketing presentations and making inquiries within the industry regarding interest in the possible acquisition of the Company's stock or assets. The Issuer further reported that management, with the assistance of the consulting firm, was in the process of seeking alternative financing arrangements to replace Provident's credit facilities at the earliest opportunity, but was uncertain whether it could be accomplished by June 1, 1995. It was also reported that the Issuer had received some expressions of interest in the possible purchase of its shares or a substantial portion of its assets and had commenced discussions of a preliminary nature with firms expressing an interest and that Shareholders had been advised that management would consider legitimate proposals and, if they merit it, make a recommendation regarding same to Shareholders.
               By letter dated June 1, 1995, Provident demanded the immediate and full repayment of all sums outstanding under the Issuer's revolving line of credit loan agreement. On June 5, 1995, the Issuer and Provident entered into a Forbearance Agreement, whereby Provident agreed to forbear from the immediate exercise of its enforcement and collection rights in accordance with the terms and conditions of the Forbearance Agreement and to advance funds under the revolving credit line as modified by the Forbearance Agreement. Unless a further forbearance is agreed to, the agreement of Provident to forbear from exercising its rights and remedies under the agreement shall expire at 5:00 P.M. on June 30, 1995 ("Date of Termination") or sooner in the event of additional defaults. Under the terms of the Forbearance Agreement, all payments received on the Issuer's accounts and receivables and all payments received as a result of the sale or other disposition of the Issuer's inventory must be paid to Provident and applied to reduce the sums owed by the Issuer to Provident. In addition, the original $2,000,000 revolving line of credit was modified and the aggregate allowable principal amount outstanding reduced by $37,500 weekly as follows:
               -   Through June 8, 1995               $1,937,000
               -   June 9  through June 15, 1995       1,899,500
               -   June 16 through June 22, 1995       1,862,000
               -   June 23 to Date of Termination      1,824,500
   For a full and complete description and understanding of the terms and conditions of the Forbearance Agreement, reference should be made to the agreement which is attached hereto as Exhibit No. (10.9)
               The issuer is actively seeking a replacement credit facility and presently has an application pending with another lending institution. In addition, the Issuer has received an expression of possible interest in the purchase of the Issuer's shares and is in preliminary discussions with another company. Nevertheless, the reductions in the Provident line will make it extremely difficult to maintain inventories at necessary levels and if a replacement credit facility is not obtained or a further forbearance agreed to pending the Issuer's obtaining another credit facility or the acquisition of the Issuer by another company, the Issuer will not be able to remain in business.
                                      -13-

                                   FORM 10-QSB
                                     PART II
                                OTHER INFORMATION

   Item 5. Other Information (continued)
           (b) Election of Officers
               At the organizational meeting of the Issuer's Board of Directors following the Annual meeting of Shareholders on February 24, 1995, the following persons were elected to the offices set forth adjacent to their respective names:

                    Kurt J. Myers         Chairman of the Board,
                                          President and Chief Executive Officer
                    Timothy L. McMasters  Treasurer
                    Mark Jenkins          Secretary

           (c) Resignation of Director
               On March 22, 1995, Director Eugene W. Hickock was named by the Governor of Pennsylvania as Secretary Designate for the Pennsylvania Department of Education and on May 2, 1995 was confirmed as Pennsylvania's Secretary of Education. At the request of the Governor, Mr. Hickok has resigned from all boards, including the Issuer's. The Issuer has no immediate plans to fill the vacancy created by Mr. Hickock's resignation.

   Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits - See Exhibit Index on Page 16-17 hereof.

            (b) Reports on Form 8-K - One report on Form 8-K, dated April 28, 1995 was filed during the quarter ended April 30, 1995, reporting inter alia, on the letter received from Provident Bank of Maryland advising that it was the bank's intent that the Issuer repay or replace the Bank's credit facilities by no later than June 1, 1995.

                                   FORM 10-QSB


                                    SIGNATURES


        In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AMALGAMATED AUTOMOTIVE INDUSTRIES, INC.
                                    ---------------------------------------
                                                  (Registrant)



   Date       6/14/95                  /s/  Kurt J. Myers
        -------------------            -------------------
                                       Kurt J. Myers, Chairman of Board,
                                       President and Chief Executive Officer



   Date       6/14/95                  /s/  Timothy L. McMasters
        -------------------            -------------------------
                                       Timothy L. McMasters, Treasurer

                                   FORM 10-QSB


                  EXHIBIT INDEX FOR QUARTERLY REPORTS ON FORM 10-QSB
                  --------------------------------------------------
   Exhibit No.                 Subject                    Applicability
   -----------                 -------                    -------------
      (2)        Plan of purchase, sale acquisition,      Not Applicable
                 reorginization, arrangement, liquidation or succesion

      (4)        Instruments defining the rights of       Not Applicable
                 security holders including indentures

      (10)       Material Contracts

                   (10.1) March 13, 1992 Employment
                   Agreement with Jacob J. Myers, Jr.

                   (10.2) March 15, 1992 Stock Purchase
                   Option Agreement with Ralph E. Wilson,
                   Maxine J. Wilson and Fayette Drilling
                   Company, Inc.                               Provided in
                                                               Annual Report
                   (10.3) May 6, 1992 Note and Mortgage        on Form 10-KSB
                   Issued to Unitas National Bank              for the
                                                               Year Ended
                   (10.4) May 7, 1992 Loan and Security        10-31-93
                   and Open End Mortgage Agreement with        and
                   Provident Bank of Maryland                  Incorporated
                                                               Herein by
                   (10.5) July 15, 1992 Agreement with         Reference
                   Jacob J. Myers, Jr. and Judgment
                   Promissory Note

                   (10.6) January 1, 1993 Employment
                   Agreement with Kurt J. Myers


                   (10.7) Letter of January 9, 1995 from
                   Provident National Bank of Maryland
                   ("Provident") agreeing to waive
                   defaults as of October 31, 1994 in
                   certain ratio and cash flow requirements
                   under the Loan Agreement and other
                   agreements with Provident [Exhibit(10.4)]
                   as well as all of Provident's rights and    Provided in
                   remedies with respect to such defaults      Annual Report
                   under the Loan Agreement and                on Form 10-KSB
                   other agreements                            for the
                                                               Year Ended
                   (10.8) Letter Agreement of January 9,       10-31-94
                   1995 with Provident Bank of Maryland        and
                   ("Provident"), amending the Promissory      Incorporated
                   Note to Provident, as a condition of the    Herein by
                   waiver granted by Exhibit (10.7) so as to   Reference
                   increase the interest rate under the Loan
                   Agreement from 2% to 4% per annum above
                   Provident's prime rate effective 1-1-95
                                      -16-

                                   FORM 10-QSB

                  ------------------------------------------------------------
                   (10.9) Forbearance Agreement of       Attached Hereto
                   June 5, 1995 with Provident Bank
                   of Maryland

      (11)       Statement re computation of per share    Attached Hereto
                 earnings

      (15)       Letter on unaudited interim financial    Not Applicable
                 information

      (18)       Letter on change in accounting           Not Applicable
                 principles

      (19)       Reports furnished to security holders    Not Applicable

      (22)       Published report regarding matters       Not Applicable
                 submitted to vote of security holders

      (23)       Consents of experts and counsel          Not Applicable

      (24)       Power of Attorney                        Not Applicable

      (27)       Financial Data Schedule                  Not Applicable

      (99)       Additional Exhibits                      Not Applicable