Form 10QSB/A
period 1995-07-31
AMALGAMATED AUTOMOTIVE INDUSTRIES INC
filed 1995-08-01
CIK 4325

U. S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                   FORM 10-QSB/A
                                (AMENDMENT NUMBER 1)
   (Mark One)

   [X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended ________APRIL__30,_1995____

                                        OR

   [ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________________  to  _________________

   Commission File Number_1-6886_and_2-37589_____________________


   _______________________AMALGAMATED_AUTOMOTIVE_INDUSTRIES,_INC._____________
           (Exact name of small business issuer as specified in its charter)


   _____________Pennsylvania____________       __________23-1716951___________
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Idenfification No.)


                       POST OFFICE BOX 2441
   ____________________1731_SOUTH_19TH_STREET,_HARRISBURG,_PA_17105_______
                         (Address of principal executive offices)

   ______________________________717-939-7893________________________________
                          (Issuer's telephone number)

   ________________________________No_Change_________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

       Check whether the Issuer (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

   YES__X__      NO______

                        APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                         Common_Stock_Outstanding

   At April 30, 1995 the Issuer had 943,187 shares of common stock outstanding, par value $.0025 per share, the only class of such stock issued.

                  Transitional Small Business Disclosure Format

   YES_______    NO___X____





                                  FORM 10-QSB/A
                                     PART II
                                OTHER INFORMATION

   Item 5.  Other_Information_(continued)
            (b) Election_of_Officers
                At the organizational meeting of the Issuer's Boad of Directors following the Annual meeting of Shareholders on February 24, 1995, the following persons were elected to the offices set forth adjacent to their respective names:

                   Kurt J. Myers          Chairman of the Board,
                                          President and Chief Executive Officer
                   Timothy L. McMasters   Treasurer
                   Mark Jenkins           Secretary

            (c)_Resignation_of_Director
                On March 22, 1995, Director Eugene W. Hickock was named by the Governor of Pennsylvania as Secretary Designate for the Pennsylvania Department of Education and on May 2, 1995 was confirmed as Pennsylvania's Secretary of Education. At the request of the Governor, Mr. Hickock has resigned from all boards, including the Issuer's. The Issuer has no immediate plans to fill the vacancy created by Mr. Hickock's resignation.


   Item 6.  Exhibits_and_Reports_on_Form_8-K

            (a) Exhibits - See Exhibit Index on Pages 16-17 hereof. Exhibits (10.9), (11), and (27) are attached to this report.

            (b) Reports_on_Form_8-K - One report on Form 8-K, dated April 28, 1995 was filed during the quarter ended April 30, 1995, reporting inter alia, on the letter received from Provident Bank of Maryland advising that it was the bank's intent that the Issuer repay or replace the Bank's credit facilities by no later than June 1, 1995.
























                                      -14-






                                   FORM 10-QSB/A


                                    SIGNATURES


        In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AMALGAMATED_AUTOMOTIVE_INDUSTRIES,_INC.
                                                  (Registrant)



   Date _______7/31/95__________     ____/s/___Kurt_J._Myers__________________
                                     Kurt J. Myers, Chairman of Board,
                                       President and Chief Executive Officer



   Date _______7/31/95__________     ____/s/___Nick_J._Chacanias______________
                                     Nick J. Chacanias, Controller


































                                      -15-






                                   FORM 10-QSB/A


                  EXHIBIT INDEX FOR QUARTERLY REPORTS ON FORM 10-QSB

   Exhibit_No.                 Subject                    Applicability

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

                   (10.6) January 1, 1993 Employment
                   Agreement with Kurt J. Myers


                   (10.7) Letter of January 9, 1995 from
                   Provident Bank of Maryland
                   ("Provident") agreeing to waive
                   defaults as of October 31, 1994 in
                   certain ratio and cash flow requirements
                   under the Loan Agreement and other
                   agreements with Provident [Exhibit(10.4)]
                   as well as all of Provident's rights and    Provided in
                   remedies with respect to such defaults      Annual Report
                   under the Loan Agreement and                on Form 10-KSB
                   other agreements                            for the
                                                               Year Ended
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






                                   FORM 10-QSB/A

                EXHIBIT INDEX FOR QUARTERLY REPORTS ON FORM 10-QSB/A (continued)

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

      (18)       Letter on change in accounting           Not Applicable
                 principles

      (19)       Reports furnished to security holders    Not Applicable

      (22)       Published report regarding matters       Not Applicable
                 submitted to vote of security holders

      (23)       Consents of experts and counsel          Not Applicable

      (24)       Power of Attorney                        Not Applicable

      (27)       Financial Data Schedule                  Attached Hereto

      (99)       Additional Exhibits                      Not Applicable






























                                      -17-