Form 10QSB
period 1995-07-31
AMALGAMATED AUTOMOTIVE INDUSTRIES INC
filed 1995-09-15
CIK 4325

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                FORM 10-QSB

(Mark One)

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ________July_31,_1995____

                                     OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________  to  _________________

Commission File Numbers______1-6686__and___2-37589______________________


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

                      Common_Stock_Outstanding

At July 31, 1995 the Issuer had 943,187 shares of common stock outstanding, par value $.0025 per share, the only class of such stock issued.

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

























                                   -2-






                                 FORM 10-QSB
                                   PART I
                            FINANCIAL INFORMATION
Item 1.  Financial_Statements
                    AMALGAMATED AUTOMOTIVE INDUSTRIES, INC.
                               AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                             For The Nine Months
                                      _______Ended__ July_ 31(a)__________
                                      ____1995___             __1994(c)__
NET SALES                             $ 6,271,102             $ 7,021,429

COST OF GOODS SOLD                      4,151,279               4,634,143

 GROSS PROFIT(b)                      $ 2,119,823             $ 2,387,286

SELLING AND ADMINISTRATIVE EXPENSES     2,207,894               2,367,891

                                      $   (88,071)            $    19,395

OTHER INCOME(d)                         __230,642               ___19,285

                                      $   142,571             $    38,680

INTEREST EXPENSE                        __264,327               __209,407

EARNINGS(LOSS) BEFORE INCOME TAXES    $  (121,756)            $  (170,727)

INCOME TAXES                            _____-0-__              ____-0-___

  NET EARNINGS (LOSS)                 $  (121,756)            $  (170,727)
                                        ==========              ==========
EARNINGS PER COMMON SHARE COMPUTED ON
 THE WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES AND COMMON SHARE EQUIVALENTS
 OUTSTANDING DURING EACH PERIOD
 (943,187 IN BOTH 1995 AND 1994)
NET EARNINGS (LOSS) PER COMMON SHARE  $   (.13)                 $   (.18)
                                        ==========               ===========
(a)The financial information presented herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

(b)The gross profit percentage for the nine months ended July 31, 1994, was restated from 34.8% to 34.0% to reflect the actual gross profit percentage for the fiscal year ended October 31, 1994. The actual gross profit percentage for the interim period of 33.8% has been utilized for the nine months ended July 31, 1995.

(c)The information for 1994 reflects impact of restatement of financial results for the twelve months ended October 31, 1993. See Amendment No. 1 on Form 10-QSB/A (filed May 3, 1994) to the Issuer's Quarterly Report on Form 10-QSB for the three months ended January 31, 1994, the Issuer's Current Report on Form 8-K, dated April 25, 1994, and Amendment No. 1 on Form 10-KSB/A to the Issuer's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1993.

(d)Of the $230,642 of Other Income for the nine months ended July 31, 1995, $211,773 represents nonrecurring income resulting from the conversion of a major product line and the receipt of a credit against amounts owed to the supplier. Offset against this credit were expenses of the conversion. The conversion was completed during the six months ended April 30, 1995.
                                  -3-




                                 FORM 10-QSB
                                   PART I
                            FINANCIAL INFORMATION
Item 1.  Financial_Statements
                    AMALGAMATED AUTOMOTIVE INDUSTRIES, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                               For The Three Months
                                        _________Ended_July_31(a)_________
                                        ___1995____              ___1994____
NET SALES                               $ 2,170,158             $  2,437,919

COST OF GOODS SOLD                        1,461,324                1,609,027

 GROSS PROFIT(b)                        $   708,834              $   828,892

SELLING AND ADMINISTRATIVE EXPENSES       __732,363                __804,655

                                        $   (23,529)             $    24,237

OTHER INCOME(c)                           ____7,992                ___ 4,341

                                        $   (15,537)             $    28,578

INTEREST EXPENSE                          ___92,935                ___73,601

 EARNINGS (LOSS) BEFORE INCOME TAXES    $  (108,472)             $   (45,023)

 INCOME TAXES                              ___-0-___                ___-0-___

     NET EARNINGS (LOSS)                $  (108,472)             $   (45,023)
                                          ==========               ==========

EARNINGS PER COMMON SHARE COMPUTED ON
   THE WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES AND COMMON SHARE
   EQUIVALENTS OUTSTANDING DURING
   EACH PERIOD (943,187  IN BOTH 1995
   AND 1994)

NET EARNINGS (LOSS) PER COMMON SHARE    $    (.12)               $    (.05)
                                          ==========               ==========
(a)The financial information presented herein reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

(b)The gross profit percentage for the three months ended July 31, 1994 was restated from 32.6% to 34.0% to reflect the actual gross profit percentage for the fiscal year ended October 31, 1994. The actual gross profit percentage for the three month interim period of 32.7% has been utilized for the period ended July 31, 1995.


                                   -4-












                                 FORM 10-QSB
                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial_Statements (continued)
                    AMALGAMATED AUTOMOTIVE INDUSTRIES, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                           July 31,        October 31,
     ASSETS                               ___1995____       __1994(a)__

CURRENT ASSETS
  Cash                                    $   186,159       $    97,500
  Accounts receivable - net allowance
    for doubtful accounts - (1995 -
    $10,000, 1994 - $4,000)                   792,004           892,587
  Other receivables                             6,519            74,417
  Inventories - at the lower of cost
    or market  (first-in, first-out)        3,114,402         3,117,078
  Prepaid expenses                            110,678            82,453
  Deferred Taxes                            ___10,749         ___10,749
    Total current assets                  $ 4,220,511       $ 4,274,784

PROPERTY AND EQUIPMENT - AT COST

  Land                                    $   190,874       $   190,560
  Buildings                                   921,160           921,160
  Leasehold improvements                      283,603           277,559
  Fixtures and equipment                      714,884           706,005
  Autos and trucks                          __587,246         __640,007
                                          $ 2,697,767       $ 2,735,291
  Less accumulated depreciation and
    amortization                            1,763,805         1,682,541
                                          $   933,962       $ 1,052,750

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                    $   499,583       $   501,637
  Other                                       115,857           116,099
  Loan Origination Cost
    Net of Amortization                     ___46,949         ___57,223
                                          $ __662,389       $ __674,959


                                          $ 5,816,862       $ 6,002,493
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

                                   -5-






                                 FORM 10-QSB
                                   PART I
                            FINANCIAL INFORMATION
Item 1.  Financial_Statements (continued)
                    AMALGAMATED AUTOMOTIVE INDUSTRIES, INC.
                              AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                           July 31,     October 31,
     LIABILITIES                          ___1995____     ___1994(a)_

CURRENT LIABILITIES
  Notes payable to bank                   $ 1,803,025     $ 1,860,000
  Current maturities of long-term
    debt                                       96,370         120,497
  Accounts payable                          1,424,344       1,323,239
  Accrued liablities                        __138,444       __144,782
     Total current liabilities            $ 3,462,183     $ 3,448,518

LONG-TERM DEBT
  Notes, mortgages and leases payable     $ 1,122,767     $ 1,209,009
  Less current maturities                   ___96,370       __120,497
      Total Long-Term Debt                $ 1,026,397     $ 1,088,512


COMPENSATION PAYABLE                      $ __271,683     $ __287,114

SHAREHOLDERS' EQUITY

                               Shares issued
                                     and
                                outstanding

Common stock, ($.0025 par value;
  authorized 8,000,000 shares)            $ ____2,949     $ ____2,949

Treasury Stock                            $  (136,083)    $  (136,083)

Additional Contributed capital            $  _813,213     $  _813,213

Retained earnings-
  Balance beginning of fiscal year
    as previously reported                $   498,270     $   747,242

  Net Income (Loss)                          (121,752)       (248,972)

Balance at:
   July 31, 1995                              376,518
   October 31, 1994                         _________       __498,270

                                          $ 5,816,862     $ 6,002,493
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






                                FORM 10-QSB
                                   PART I
                            FINANCIAL INFORMATION

Item 1.  Financial_Statements (Continued)
                    AMALGAMATED AUTOMOTIVE INDUSTRIES, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                For the Nine Months
                                              ____Ended_July_31____
                                             _1995__              _1994(a)

Cash flows from operating activities:
    Net income (loss)                      $ (54,976)           $(125,705)
    Noncash items included in net income:
     Depreciation and amortization           110,631               74,826
     (Increase) decrease in:
       Accounts and other receivables        168,481              (75,990)
       Inventories                            (2,676)            (370,518)
       Prepaid expenses                      (28,225)             (19,662)
       Other Assets                              242                    0
     Increase (decrease) in:
      Accounts payable                       101,105              694,064
      Compensation payable                   (15,431)                   0
      Accrued liabilities                     (6,334)             __8,000
        Net cash provided by (used in)
           operating activities            $_272,817            $ 185,015

Cash flows from investing activities:
    Proceeds from Sale of Assets                                $   2,850
    Purchase of property and equipment        17,966              (33,377)
        Net cash provided by (used in)
           investing activities            $  17,966          $   (30,527)

Cash flows from financing activities:
    Debt reduction - Loans, Mtgs & Leases  $(109,187)             (63,311)
    Net borrowings under line of credit      (56,975)             (97,000)
        Net cash provided by (used in)
           financing activities            $(166,189)           $(160,311)

Net increase (decrease) in cash            $  88,689          $    (5,823)
Cash - beginning                             _97,500              _69,195
Cash - ending                              $ 186,189            $  63,372
                                             =======              =======
Schedule of noncash investing transactions
    Acquisition of property and equipment  $  41,305            $  33,377
    Financing from long-term obligations     _23,339              ______0
        Cash payment for property
           and equipment                   $  17,966            $  33,377
                                             =======              =======

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

                                FORM 10-QSB
                                   PART I
                             FINANCIAL INFORMATION

Item 1. Financial_Statements (Continued)
                    AMALGAMATED AUTOMOTIVE INDUSTRIES, INC.
                               AND SUBSIDIARIES


The following notes are an integral part of the foregoing financial information:

     (1)  Preferred Stock.

          There were no shares of Preferred Stock outstanding at July 31, 1995.

     (2)  Common Stock.

          Options.    There were no options to purchase shares of the
Issuer's Common Stock outstanding at July 31, 1995.

          Warrants.    There were no warrants for the purchase of shares of
the Issuer's Common Stock outstanding at July 31, 1995.

          Employee_Stock_Purchase_Program. In June 1986 the Issuer instituted an Employee Stock Purchase Program for Key Employees. Under this Program, a total of 42,200 shares of Common Stock were sold at the fair market value to 11 key employees on an installment basis. At
July 31, 1995, a total of 8,400 shares had been repurchased by the Issuer in accordance with the provisions of the Program from three employees who terminated their employment with the Issuer following their purchase of shares under the Program. An additional 10,000 shares and 1,000 shares purchased under the Program were respectively transferred by gift and private sale when the Issuer declined to purchase the shares.

                                FORM 10-QSB
                                   PART I
                             FINANCIAL INFORMATION

Item 2.  Management's_Discussion_and_Analysis_or_Plan_of_Operation

     1.  Material_Changes_in_Financial_Condition
          (a)  General_Condition
               There were no material changes in the Issuer's general financial condition from the end of its preceding fiscal year on October 31, 1994 to the end of the nine months reported herein on July 31, 1995 other than a continued deteriation in the Issuer's earnings. As reported in the Issuer's Current Report on Form 8-K, dated April 28, 1995, and more fully discussed in Item 5 of this report, the Provident Bank of Maryland ("Provident"), with which the Issuer has a revolving line of credit loan agreement, advised by letter received April 28, 1995 that it was the bank's intent for the Issuer to repay or replace Provident's credit facility by no later than June 1, 1995. Provident had earlier agreed that although the Issuer was in default of certain ratio and cash flow requirements, the bank would waive its rights and remedies allowed per the loan agreement as of October 31, 1994, but as a condition for the waiver, the loan interest rate was increased from 2% to 4% per annum above the bank's prime rate effective January 9, 1995.
               By letter dated June 1, 1995, Provident demanded the immediate and full repayment of all sums outstanding under the Issuer's revolving line of credit loan agreement with Provident, dated May 7, 1992.
On June 5, 1995, the Issuer and Provident entered into a Forbearance
Agreement, whereby Provident agreed to forbear from the immediate exercise of its enforcement and collection rights in accordance with the terms and conditions of the Forbearance Agreement and to advance funds under the revolving credit line as modified by the Forbearance Agreement. Under the Forbearance Agreement as subsequently amended, the agreement of Provident to forbear from exercising its rights and remedies under the agreement shall expire at 5:00 P.M. on September 30, 1995 ("Date of Termination") or sooner in the event of additional defaults. For a full and complete description and understanding of the terms and conditions of the Forbearance Agreement, reference should by made to the agreement which was attached to the Issuer's Quarterly Report ended April 30, 1995 as Exhibit No. (10.9) and is incorporated herein by reference and to the First and Second Amendments thereto which were attached to the Issuer's Current Reports on Form 8-K dated June
30, and July 27, 1995, as Exibits Nos (10.10) and (10.11) respectively, and are incorporated herein by reference and to the Third Amendment thereto which is attached hereto as Exibit No (10.12) and incorporated herein by reference.
               The Issuer is actively seeking a replacement credit facility and has received a proposal from one lending institution and has an application pending with another lending institution. In addition, the Issuer has received an expression of possible interest in the purchase of the Issuer's shares and/or assets and has received a revised conditional propasal which is under consideration by management. Nevertheless, Provident's actions are making it extremely difficult to maintain inventories at necessary levels and if a replacement credit facility is not obtained or a further forbearance agreed to pending the obtainment of another credit facility or the acquisition of the Issuer by another company, the Issuer will not be able to remain in business.

          (b)  Liquidity_and_Capital_Resources
               The Issuer's liquidity and capital resources are extremely constrained due to the actions taken by the Issuer's primary lending institution and discussed in (a) above and in Item 5 hereof.
               At both fiscal year end 1994 and at July 31, 1995, the current ratio was 1.2 to 1. The quick ratio was .3 to 1 at fiscal year end 1994 and
 .2 to 1 at July 31, 1995. The ratio of long-term debt to equity was 1.2 to 1 at fiscal year end 1994 and 1.1 to 1 at July 31, 1995.

                                FORM 10-QSB
                                   PART I
                             FINANCIAL INFORMATION

Item 2. Management's_Discussion_and_Analysis_or_Plan_of_Operation_(continued)

     1. Material_Changes_in_Financial_Condition_(continued)
         (b) Liquidity_and_Capital_Resources_(continued)
               For fiscal 1995 the Issuer has not made any material commitments for capital expenditures beyond general maintenance on real properties and replacement of depreciated vehicles and computer equipment. These capital expenditures can be considered immaterial.

     2.  Material_Changes_in_Results_of_Operations
          (a) Nine_Months_Ended_July_31,_1995_and_1994
               For the nine months ended July 31, 1995, there was a loss of $121,756 (see item 2(a)(5) Other Income) compared to a loss of $ 170,727 for the same period in 1994. The loss for the nine months ended July 31, 1995 reflects a decrease in net sales primarily attributable to the impact of mild winter weather during the first half of fiscal 1995 . Sales were also impacted by the closing of five jobber locations during early July, 1995, which was reported in the Issuer's Current Report on Form 8-K dated June 30, 1995. Although the Issuer normally experiences losses during the first half of its fiscal years, the loss for the first quarter of 1994 was affected by the extreme cold, heavy snow falls and weather emergencies experienced in January and February 1994, which had a negative effect on the results for the first quarter of fiscal 1994, and a positive effect on the results for the second quarter of fiscal 1994. Severe winters and hot summers tend to accelerate automotive parts fatigue creating a corresponding need for replacement parts with the opposite being true during mild winters and cool summers.

              (1) Net_Sales
                  Total net sales for the nine months ended July 31, 1995 decreased $ 750,327 (11%) compared to the corresponding period in 1994. Jobber location sales decreased $ 179,794 (5%) while the warehouse location sales decreased $ 569,725 (16%) as compared to the same period in 1994.
Sales for all locations were negatively impacted by the unseasonably mild winter weather experienced during the first and second quarters of fiscal 1995. Sales were also impacted by the closing of the five jobber stores during early July, 1995. Comparable jobber store sales for ongoing operations (with the five closed stores excluded) decreased by 48,397 (2%) as compared to the corresponding period in 1994.

              (2)  Cost_of_Goods_Sold
              The cost of goods sold for the nine month period ended July 31, 1995 decreased by $ 482,864 (10%) as compared to the nine month period ended July 31, 1994. The decrease in the cost of goods sold was due to decreased sales for the period as discussed above.

              (3) Selling_and_Administrative_Expenses
              Selling and administrative expenses for the nine month period ended July 31, 1995 decreased 7% or $159,997 as compared to the same period in 1994. The decrease was due primarily to a reduction of personnel.

              (4) Interest_Expense
               Interest expense for the nine months ended July 31, 1995 increased $54,920 (21%) as compared to the corresponding period in 1994. The increase in interest expense was due to increases in the prime rate coupled with an increase from 2% to 4% in the rate over the prime rate charged by the Issuer's primary lender. This change took place in January 1995.

                                FORM 10-QSB
                                   PART I
                             FINANCIAL INFORMATION

Item 2. Management's_Discussion_and_Analysis_or_Plan_of_Operation_(continued)

     2. Material_Changes_in_Results_of_Operations_(continued)
         (a) Nine_Months_Ended_July_31,_1995_and_1994_(continued)

              (5)  Other_Income
               Other income for the nine months ended July 31, 1995 increased by $211,357 from $19,285 to $230,642 as compared to the corresponding period in 1994 primarily due to the Company converting a major product line and receiving a nonrecurring credit against amounts owed to the supplier. Offset against this were expenses of the conversion. The major portion of the net amount of the incentives and related costs was recognized as Other Income in the first quarter of fiscal 1995 and the small amount remaining was recognized during the second quarter when the conversion was completed.

         (b) Three_Months_Ended_July_31,_1995_and_1994_
              For the three months ended July 31, 1995, there was a loss of $ 108,472 compared to a loss of $ 45,023 for the same period in 1994. The loss for the second quarter of fiscal 1995 was caused primarily by decreased sales as discussed below.

              (1) Net_Sales
              Total net sales for the three months ended July 31, 1995 decreased $ 267,761 (11%) compared to the corresponding period in 1994.
Jobber location sales decreased $ 7,431 or 1% while the warehouse location sales decreased $ 175,131 or 14% as compared to the same period in 1994. The depressed sales for the third quarter were a result of the unseasonably mild winter weather experienced during the first and second quarters of fiscal
1995. Sales were also impacted by the closing of the five jobber stores in early July, 1995. Comparable jobber store sales for ongoing operations (with the five closed stores excluded) increased by 6,103 (1%) as compared to the coresponding period in 1994.

              (2)  Cost_of_Goods_Sold
                  The cost of goods sold for the three month period ended July 31, 1995 decreased by $ 147,703 (9%) as compared to the three month period ended July 31, 1994. The decrease in the cost of goods sold was due to decreased sales for the period as discussed above.

              (3)  Selling_and_Administrative_Expenses
                  Selling and Administrative expenses for the three month period ended July 31, 1995 decreased 9% or $ 72,292 as compared to the same period in 1994 due primarily to a reduction in personnel.

              (4)  Interest_Expense
                  Interest expense for the three months ended July 31, 1995 increased by 21% or $ 19,334 as compared to the corresponding period in 1994. The increase in interest expense was due to increases in the prime rate coupled with an increase from 2% to 4% in the rate over the prime rate charged by the Issuer's primary lender. This change took place in January, 1995.

              (5)  Other_Income
                  Other Income for the three months ended July 31, 1995 increased by 46% or $ 3,651 as compared to the corresponding period in 1994 due to the sale of fixed assets associated with the closure of the five jobber stores in early July, 1995.

                                FORM 10-QSB
                                  PART II
                             OTHER INFORMATION

Item 5. Other Information

            As reported most recently in the Issuer's Current Report on the Form 8-K, dated July 10, 1995 the Issuer has maintained a revolving line of credit with the Provident Bank of Maryland ("Provident") since May 1992.
Under the original loan agreement, the Issuer was allowed to borrow up to $2,000,000 and at April 30, 1995, the Issuer had utilized the credit facility to the extent of $1,877,000. The line of credit is collateralized by accounts receivable, inventory, equipment, and working fund accounts maintained at the bank. The agreement provides among other things, for maintenance of working capital above $750,000 and tangible net worth above $500,000, the meeting of certain performance ratios and cash flows (as defined in the agreement).
            In the Management's Discussion and Analysis Section of its Annual Report on Form 10-KSB for the 12 months ended October 31, 1994, the Issuer reported that although it was in default of certain ratio and cash flow requirements under its credit agreement, Provident had agreed to waive its rights and remedies allowed per the loan agreement as of October 31, 1994 but as a condition for the waiver, the loan interest rate under the loan agreement had been increased from 2% to 4% per annum above the bank's prime rate effective January 9, 1995.
            As reported in the Issuer's Current Report on Form 8-K, dated April 28, 1995, Provident by letter received April 28, 1995, advised that it was the bank's intent for the Issuer to repay or replace Provident's credit facilities by no later than June 1, 1995. The Issuer also reported that it had engaged a firm to provide consulting services to include such matters as the structuring of financing alternatives, preparation of financial and marketing presentations and making inquiries within the industry regarding interest in the possible acquisition of the Company's stock or assets. The Issuer further reported that management, with the assistance of the consulting firm, was in the process of seeking alternative financing arrangements to replace Provident's credit facilities at the earliest opportunity, but was uncertain whether it could be accomplished by June 1, 1995. It was also reported that the Issuer had received some expressions of interest in the possible purchase of its shares or a substantial portion of its assets and had commenced discussions of a preliminary nature with firms expressing an interest and that Shareholders had been advised that management would consider legitimate proposals and, if they merit it, make a recommendation regarding same to Shareholders.
            By letter dated June 1, 1995, Provident demanded the immediate and full repayment of all sums outstanding under the Issuer's revolving line of credit loan agreement. On June 5, 1995, the Issuer and Provident entered into a Forbearance Agreement ("Forbearance Agreement") which was attached to the April 30, 1995 Form 10-QSB as Exhibit No (10.9), whereby Provident agreed to forbear from the immediate execise of its enforcement and collection rights until 5:00 p.m. on June 30, 1995 and to continue to advance funds under the revolving credit line as modified by the Forbearance Agreement. Under the terms of the Forbearance Agreement, all payments received on the Issuer's accounts and receivables and all payments received as a result of the sale or the disposition of the Issuer's inventory were paid to Provident and applied to reduce the sums owed by the Issuer to Provident. In addition, the original $2,000,000 revolving line of credit was modified and the aggregate allowable principal amount outstanding reduced by $37,500 weekly to $1,824,500 for the week ended June 30, 1995.

                                FORM 10-QSB
                                  PART II
                             OTHER INFORMATION

Item 5. Other_Events_(continued)


            As reported in the Issuer's Current Reports on Form 8-K, dated
June 30 and July 27, 1995, the Issuer and Provident agreed to Amendments to the Forbearance Agreement, whereby Provident agreed to continue to forbear until until 5:00 p.m. on August 31, 1995, to continue to advance funds under the revolving credit line and to increase the credit line as reduced by the Forbearance Agreement to $1,862,000 for the period July 1, 1995 to the amended Date of Termination on August 31, 1995. Except as specifically modified, all other terms and provisions of the Forbearance Agreement remained in effect.
            As of August 29, 1995, the Issuer and Provident agreed to a Third Amendment to the Forbearance Agreement, whereby Provident agreed to continue to forbear until 5:00 p.m on September 30, 1995 and the parties agreed that all other terms and provisions of the Forbearance Agreement as previously amended would remain in full force and effect. For a full and complete description and understanding of the terms and conditions of the Third Amendment to the Forbearance Agreement, reference should be made to the amendment which is attached herto as Exhibit No. (10.12).
            The Issuer has continued to actively seek a replacement credit facility and has received a proposal from one lending institution and has an application pending with another lending institution which is completing a due diligence audit of the Issuer. The Issuer has also received expressions of possible interest in the purchase of the Issuer's shares and/or assets, and has received a revised conditional proposal. Management is presently reviewing the matter but has not yet determined whether its merits further pursuit, including presentation to shareholders.

                                FORM 10-QSB
                                  PART II
                             OTHER INFORMATION

Item 6.  Exhibits_and_Reports_on_Form_8-K

         (a)  Exhibits - See Exhibit Index on Page 16-17 hereof.

         (b)  Reports_on_Form_8-K

              As reported in the Issuer's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1995, a Current Report on Form 8-K dated April
28, 1995 was filed in early May, 1995 reporting, inter alia, on the letter received from Provident Bank of Maryland ("Provident" or "Bank") advising that it was the Bank's intent that the Issuer repay or replace the Bank's credit facilities by no later than June 1, 1995. A Current Report on Form 8-K, dated June 30, 1995, was filed on July 10, 1995 reporting on the amendment of the Forbearance Agreement with Provident and the closing of five Jobber
Stores. A Current Report and Form 8-K dated July 27, 1995, was filed on August 10, 1995 reporting on the further Amendment of the Forbearance Agreement with Provident and the resignations of the Issuer's treasurer and the appointment of a controller.

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



                                 AMALGAMATED_AUTOMOTIVE_INDUSTRIES,_INC.
                                               (Registrant)



Date__ 9/14/95 ________________   /s/ Kurt J. Myers____________________________
                                  Kurt J. Myers, Chairman of Board,
                                    President and Chief Executive Officer



Date __9/14/95_________________   /s/ Nick J. Chacanias________________________
                                  Nick J. Chacanias, Treasurer

                                FORM 10-QSB


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






                                FORM 10-QSB

               EXHIBIT INDEX FOR QUARTERLY REPORTS ON FORM 10-QSB (continued)

                (10.9) Forbearance Agreement of       Provided in Quarterly
                June 5, 1995 with Provident Bank      Report on Form 10-QSB
                of Maryland                           for the quarter ended
                                                      4-30-95 and
                                                      incorporated herin by
                                                      reference

                (10.10)Amendment to Forbearance       Provided in Current
                       Agreement with Provident       Report on Form 8-K,
                       Bank of Maryland               dated 6-30-95 and
                                                      incorporated herein by
                                                      reference

                (10.11)Second Amendment to            Provided in Current
                       Forbearance Agreement          Report on Form 8-K,
                       with Provident Bank of         dated 7-27-95 and
                       Maryland                       incorporated herein by
                                                      reference

                (10.12)Third Amendment to             Attached Hereto
                       Forbearance Agreement
                       with Provident Bank
                       of Maryland

   (11)       Statement re computation of per share
              earnings

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