Form 10QSB/A
period 1995-07-31
AMALGAMATED AUTOMOTIVE INDUSTRIES INC
filed 1995-09-19
CIK 4325

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

               Transitional Small Business Disclosure Format

YES_______    NO___X____





                                 FORM 10-QSB
                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial_Statements (continued)
                    AMALGAMATED AUTOMOTIVE INDUSTRIES, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                           July 31,        October 31,
     ASSETS                               ___1995____       __1994(a)__

CURRENT ASSETS
  Cash                                    $   119,409       $    97,500
  Accounts receivable - net allowance
    for doubtful accounts - (1995 -
    $10,000, 1994 - $4,000)                   792,004           892,587
  Other receivables                             6,519            74,417
  Inventories - at the lower of cost
    or market  (first-in, first-out)        3,114,402         3,117,078
  Prepaid expenses                            110,678            82,453
  Deferred Taxes                            ___10,749         ___10,749
    Total current assets                  $ 4,153,761       $ 4,274,784

PROPERTY AND EQUIPMENT - AT COST

  Land                                    $   190,874       $   190,560
  Buildings                                   921,160           921,160
  Leasehold improvements                      283,603           277,559
  Fixtures and equipment                      714,884           706,005
  Autos and trucks                          __587,246         __640,007
                                          $ 2,697,767       $ 2,735,291
  Less accumulated depreciation and
    amortization                            1,697,055         1,682,541
                                          $ 1,000,712       $ 1,052,750

OTHER ASSETS
  Excess of cost over net assets of
    companies acquired                    $   499,583       $   501,637
  Other                                       115,857           116,099
  Loan Origination Cost
    Net of Amortization                     ___46,949         ___57,223
                                          $ __662,389       $ __674,959


                                          $ 5,816,862       $ 6,002,493
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

                                   -5-





                                FORM 10-QSB
                                   PART I
                            FINANCIAL INFORMATION

Item 1.  Financial_Statements (Continued)
                    AMALGAMATED AUTOMOTIVE INDUSTRIES, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                For the Nine Months
                                              ____Ended_July_31____
                                             _1995__              _1994(a)

Cash flows from operating activities:
    Net income (loss)                      $(121,756)           $(170,727)
    Noncash items included in net income:
     Depreciation and amortization           110,631               97,960
     (Increase) decrease in:
       Accounts and other receivables        168,481              (33,628)
       Inventories                            (2,676)            (350,594)
       Prepaid expenses                      (28,225)              (2,836)
       Other Assets                              242                    0
     Increase (decrease) in:
      Accounts payable                       101,105              590,447
      Compensation payable                   (15,431)                   0
      Accrued liabilities                     (6,334)             (38,644)
        Net cash provided by (used in)
           operating activities            $_206,037             $ 91,978

Cash flows from investing activities:
    Proceeds from Sale of Assets                                $   2,850
    Purchase of property and equipment        17,966              (46,959)
        Net cash provided by (used in)
           investing activities            $  17,966          $   (44,109)

Cash flows from financing activities:
    Debt reduction - Loans, Mtgs & Leases  $(109,187)             (85,771)
    Net borrowings under line of credit      (56,975)            (101,000)
        Net cash provided by (used in)
           financing activities            $(166,189)           $(186,771)

Net increase (decrease) in cash            $  21,909          $    28,396
Cash - beginning                             _97,500              _69,195
Cash - ending                              $ 119,409            $  97,591
                                             =======              =======
Schedule of noncash investing transactions
    Acquisition of property and equipment  $  41,305            $  46,959
    Financing from long-term obligations     _23,339              ______0
        Cash payment for property
           and equipment                   $  17,966            $  46,959
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

                                   -7-





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



                                 AMALGAMATED_AUTOMOTIVE_INDUSTRIES,_INC.
                                               (Registrant)



Date__ 9/19/95 ________________   /s/ Kurt J. Myers____________________________
                                  Kurt J. Myers, Chairman of Board,
                                    President and Chief Executive Officer



Date __9/19/95_________________   /s/ Nick J. Chacanias________________________
                                  Nick J. Chacanias, Treasurer


































                                   -15-

This schedule contains summary financial information extracted from July 31, 1995 10QSB and is qualified in its entirety by reference to such financial statements.
[/LEGEND]
[CIK] 0000004325
[NAME] AMALGAMATED AUTOMOTIVE INDUSTRIES INC.

[PERIOD-TYPE]                   9-MOS
 [FISCAL-YEAR-END]                          OCT-31-1995
[PERIOD-END]                               JULY-31-1995
[CASH]                                         119,409
[SECURITIES]                                         0
[RECEIVABLES]                                  802,004
[ALLOWANCES]                                    10,000
[INVENTORY]                                  3,114,402
[CURRENT-ASSETS]                             4,153,761
[PP&E]                                       2,697,767
[DEPRECIATION]                               1,697,055
[TOTAL-ASSETS]                               5,816,862
[CURRENT-LIABILITIES]                        3,462,183
[BONDS]                                      1,026,397
[COMMON]                                         2,949
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                   1,325,333
[TOTAL-LIABILITY-AND-EQUITY]                 5,816,862
[SALES]                                      6,271,102
[TOTAL-REVENUES]                             6,501,744
[CGS]                                        4,151,279
[TOTAL-COSTS]                                2,207,894
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             264,327
[INCOME-PRETAX]                              (121,756)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                          (121,756)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (121,756)
[EPS-PRIMARY]                                    (.13)
[EPS-DILUTED]                                    (.13)